Form 10-K
period 2004-12-31
CSFB COMMERCIAL MORT PASS THR CERTS SER 2004 C4
filed 2005-03-30
CIK 1306176

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-116258-02


        CSFB Commercial Backed Securities
        Commercial Mortgage Pass-Through Certificates
        Series 2004-C4

     (Exact name of registrant as specified in its charter)


   New York                                         54-2163764
  (State or other jurisdiction of                   54-2163765
  incorporation or organization)                    54-6643835
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 42.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
      c) NCB, FSB, as Master Servicer <F1>
      d) National Consumer Cooperative Bank, as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
      c) NCB, FSB, as Master Servicer <F1>
      d) National Consumer Cooperative Bank, as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
      c) NCB, FSB, as Master Servicer <F1>
      d) National Consumer Cooperative Bank, as Special Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    CSFB Commercial Backed Securities
    Commercial Mortgage Pass-Through Certificates
    Series 2004-C4
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact

  By:     Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield, Assistant Vice President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Anand Gajjar, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Commercial Backed Securities Commercial Mortgage Pass-Through Certificates, Series 2004-C4 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     J.E. Robert Company, Inc. as Special Servicer, KeyCorp Real Estate Capital Markets, Inc. as Master Servicer, NCB, FSB as Master Servicer, National Consumer Cooperative Bank, as Special Servicer, and Wells Fargo Bank, N.A. as Trustee.

     Date: March 30, 2005

     /s/ Anand Gajjar
     Signature

     Vice President
     Title


EX-99.1 (a)
(logo) Reznick
       Group

Reznick Group, P.C.
7700 Old Georgetown Road
Suite 400
Bethesda, MD 20814-6224

Tel: (301) 652-9100
Fax: (301) 652-1848
www.reznickgroup.com


REPORT OF INDEPENDENT ACCOUNTANTS


To: J.E. Robert Company, Inc.


We have examined management's assertion, included in the accompanying Report of Management on Compliance, that J.E. Robert Company, Inc. (the Company) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1995-AEW1 (EMIF), Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996-C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996-Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996-C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000-STF1, Merrill Lynch Capital Canada Inc. Commercial Mortgage Pass-Through Certificates Series 2000-Canada 3, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL2, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004- BCP1, and J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C3 (collectively referred to as the Certificates) for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the Certificates for the year ended December 31, 2004 is fairly stated, in all material aspects.


/s/ Reznick Group, P.C.


Bethesda, Maryland
February 25, 2005





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
25 Euclid Avenue
Cleveland, Ohio 44115-1405

Phone: (216) 861-5000
www.ey.com



Report of Independent Accountants


We have examined management's assertion, included in the accompanying report titled Report of Management, that KeyCorp Real Estate Capital Markets, Inc. (the Company) complied with minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that KeyCorp Real Estate Capital Markets, Inc. complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

January 14, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo)BKD LLP

Independent Accountant's Report


Board of Directors
NCB, FSB
Hillsboro, Ohio


We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced single family and share real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ BKD, LLP

Indianapolis, Indiana
February 17, 2005




201 N. Illinois Street Suite 700 P.O. Box 44988 Indianapolis, IN 46244-0998 317 383 4000 Fax 317 383-4200

bkd.com Beyond Your Numbers  A Member of Moores Rowland International MRI





  EX-99.1 (d)
(logo)BKD LLP

Independent Accountant's Report


Board of Directors
NCB, FSB
Hillsboro, Ohio


We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced single family and share real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ BKD, LLP

Indianapolis, Indiana
February 17, 2005




201 N. Illinois Street Suite 700 P.O. Box 44988 Indianapolis, IN 46244-0998 317 383 4000 Fax 317 383-4200

bkd.com Beyond Your Numbers  A Member of Moores Rowland International MRI





  EX-99.2 (a)
(logo) JER PARTNERS

1650 Tysons Blvd., Suite 1600
McLean, VA 22102

tel 703.714.8000
fax 703.714.8100


J.E. Robert Company, Inc.

Report of Management on Compliance
February 15, 2005


We, as members of management of J.E. Robert Company, Inc., (the Company) are responsible for complying with the requirements of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1995-AEW1 (EMIF), Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996-C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996-Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996-C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000-STF1, Merrill Lynch Capital Canada Inc. Commercial Mortgage Pass-Through Certificates Series 2000-Canada 3, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL2, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004-BCP1, and J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C3 (collectively referred to as the Certificates). We also are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards identified in the USAP. We have performed an evaluation of the Company's compliance with the requirements of the minimum servicing standards identified in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that for the year ended December 31, 2004, the Company complied with the requirements of the minimum servicing standards identified in the USAP. As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond/crime insurance and errors and omissions policy in the amounts of $15 million and $10 million, respectively, which provide coverage for each of the Certificates referenced herein on a blanket basis.


/s/ Keith Belcher
Keith Belcher, Managing Director

/s/ Bruce Cunningham
Bruce Cunningham, Director

/s/ Debra Morgan
Debra Morgan, Vice President

A J.E. ROBERT COMPANY





  EX-99.2 (b)
(logo)

KeyBank Real Estate Capital
911 Main Street, Suite 1500
Kansas City, MO 64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

January 14, 2005


Report of Management


We, as members of management of KeyCorp Real Estate Capital Markets, Inc.
(the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of KeyCorp. As of December 31, 2004, the Company had $100,000,000 fidelity bond coverage and $100,000,000 errors and omissions coverage.



/s/ Marty O' Connor
Marty O' Connor
Senior Vice President,
Loan Servicing & Asset Management


/s/ Tony Nemec
Tony Nemec
Vice President, Investor Reporting
and Credit Administration


/s/ Brian Nitcher
Brian Nitcher
Vice President, Portfolio Management




Attachment A

Minimum Servicing Standards


I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     *    be mathematically accurate;
     *    be prepared within forty-five (45) calendar days after the cutoff date
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (c)
(logo) NCB FSB
A National Cooperative Bank Company
www.ncb.coop


February 17, 2005


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31,2004 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.



6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2004 and February 17, 2005.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2004 through the date of this letter.

8. As of and for the year ended December 31, 2004, we attest that NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCB, FSB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.




/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO


1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7800




  EX-99.2 (d)
(logo) NCB FSB
A National Cooperative Bank Company
www.ncb.coop


February 17, 2005


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31,2004 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.



6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2004 and February 17, 2005.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2004 through the date of this letter.

8. As of and for the year ended December 31, 2004, we attest that NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCB, FSB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.




/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO


1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7800





  EX-99.3 (a)
(logo) JER PARTNERS

1650 Tysons Blvd., Suite 1600
McLean, VA 22102

tel 703.714.8000
fax 703.714.8100

March 10, 2005

KeyCorp Real Estate Capital Markets, Inc.
911 Main Street, Suite 1500
Kansas City, Missouri 64105
Attention: Senior Vice President of Loan Servicing, Telecopy Number 816-221-8051


Re: CSFB Commercial Mortgage Trust 2004-C4 (the "Trust"), Commercial Mortgage
    Pass-Through Certificates, Series 2004-C4

Dear Sir or Madam:

I, Keith Belcher, a Managing Director of J.E. Robert Company, Inc. on behalf of J.E. Robert Company, Inc., as Special Servicer No. 1 certify to the Master Servicer No. 1 and its partners, representatives, affiliates, members, managers, directors, officers, employees and agents, to the extent that the following information is within our normal area of responsibilities and duties under the pooling and servicing agreement dated as of November 1, 2004 and relating to the Trust (the "Pooling and Servicing Agreement"), and with the knowledge and intent that they will rely upon this certification, that:


1. I am responsible for reviewing the activities performed by J.E. Robert Company, Inc. in its capacity as Special Servicer No.1 under the Pooling and Servicing Agreement and based upon the annual compliance review required under the Pooling and Servicing Agreement with respect to Special Servicer No.1, except as disclosed in the annual report on Form 10-K for the fiscal year 2004, or in any reports on Form 8-K containing statements to certificateholders of the Trust filed in respect of periods included in the year covered by that annual report, J.E. Robert Company, Inc. in its capacity as Special Servicer
No. 1, has fulfilled its obligations as Special Servicer No. 1 under the Pooling and Servicing Agreement, including the provision of all reports required to be submitted by Special Servicer No.1 to the Trustee thereunder, and that, to the knowledge of J.E. Robert Company, Inc. in its capacity as Special Servicer No.1, such reports do not contain any material misstatements or omissions; and

2. I have disclosed to J.E. Robert Company, Inc.'s certified public accountants all significant deficiencies relating to the compliance of J.E. Robert Company, Inc.'s in its capacity as Special Servicer No.1 with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement.


Capitalized terms used but not defined herein have the respective meanings assigned thereto in the Pooling and Servicing
Agreement.

Date: March 10, 2005

J.E. ROBERT COMPANY, INC.


/s/ Keith Belcher
Keith Belcher
Managing Director


cc: Robert C. Bowes, telecopy number 216-689-5681
    KeyBank National Association
    127 Public Square
    Cleveland, OH 44114

    Polsinelli Shalton Welte Suelthaus PC
    700 West 47th Street, Suite 1000
    Kansas City, Missouri 64112
    Attention: Kraig Kohring, telecopy number 816-753-1536


    A J.E. ROBERT COMPANY





  EX-99.3 (b)
(logo) KeyBank Real Estate Capital
911 Main Street, Suite 1500
Kansas City, MO 64105
Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200


March 12, 2005

KeyCorp Real Estate Capital Markets, Inc.
As Master Servicer
Annual Officer's Certification
For Period of: November 1 through December 31, 2004

Re: CSFB 2004-C4 Pooling and Servicing Agreement


With regard to the loans Master Serviced by KeyCorp Real Estate Capital Markets, Inc. d/b/a/ KeyBank Real Estate Capital (KBREC) in the above captioned transaction, and pursuant to Section 3.13 of the Pooling and Servicing Agreement, please be advisedof the following:

* A review of the activities of KBREC during the preceding calendar year and of its performance, under the Agreement, has been made under my supervision.

* To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects.

* KBREC has received no notice regarding qualification or challenge to the status of either Trust REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.



By:
/s/ Bryan S. Nitcher
Bryan S. Nitcher, Vice President
Loan Servicing and Asset Management

Date:
3-15-05



#746



  EX-99.3 (c)
(logo) NCB FSB
A National Cooperative Bank Company



March 14, 2005


Wells Fargo
Corporate Trust Office-CMBS Nikora Groomes
9062 Old Annapolis Road
Columbia, MD 21045-1951


RE: Annual Statement as to Compliance
    CSFB Series 2004 C4

Dear Sir/Madam:


In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.


a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.


Sincerely,

/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB








  EX-99.3 (d)
(logo) NCB
National Cooperative Bank
www ncb.com


March 14, 2005


Wells Fargo
Corporate Trust Office-CMBS Nikora Groomes
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
    CSFB Series 2004 C4


Dear Sir/Madam:


In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.



Sincerely,

/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB



  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                               94,234.76            314,370.10                 0.00              32,311,629.90
   A-1-A                          1,073,501.93            252,942.84                 0.00             285,633,057.16
   A-2                              522,529.30                  0.00                 0.00             161,607,000.00
   A-3                              118,327.45                  0.00                 0.00              33,994,000.00
   A-4                              375,315.72                  0.00                 0.00             105,155,000.00
   A-5                               90,396.61                  0.00                 0.00              24,031,000.00
   A-6                            1,044,380.79                  0.00                 0.00             267,162,000.00
   A-J                              311,146.33                  0.00                 0.00              78,243,000.00
   A-SP                           1,095,253.90                  0.00                 0.00           1,078,876,000.00
   A-X                               76,644.88                  0.00                 0.00           1,137,509,435.53
   A-Y                               18,804.22                  0.00                 0.00             150,298,060.64
   B                                159,859.09                  0.00                 0.00              39,832,000.00
   C                                104,540.58                  0.00                 0.00              25,607,000.00
   D                                 41,524.86                  0.00                 0.00               9,958,000.00
   E                                 54,790.45                  0.00                 0.00              12,804,000.00
   F                                 37,226.83                  0.00                 0.00               8,535,000.00
   G                                 66,814.78                  0.00                 0.00              14,226,000.00
   H                                 10,637.93                  0.00                 0.00               2,845,000.00
   J                                 15,958.76                  0.00                 0.00               4,268,000.00
   K                                 21,279.60                  0.00                 0.00               5,691,000.00
   L                                 15,955.02                  0.00                 0.00               4,267,000.00
   M                                 10,641.67                  0.00                 0.00               2,846,000.00
   N                                 15,955.02                  0.00                 0.00               4,267,000.00
   O                                 53,196.18                  0.00                 0.00              14,226,748.47
   R-I                                    0.00                  0.00                 0.00                       0.00
   R                                      0.00                  0.00                 0.00                       0.00